Form 10-K/A
BEAR STEARNS ASSET BACKED SECURITIES TRUST 2003 -ABF1
filed 2004-04-08
CIK 1265511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2003

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ________to _______

Commission file number 333-91334

Bear Stearns Asset Backed Securities, Inc.

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

13-3836437

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

Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (~229.405 of this chapter)is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

This Amendment No. 1 on Form 10-K/A amends the signatory's title on Form 10-K and corresponding Sarbanes Oxley Certification from Director to Chairman of the Board.

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

There was an aggregate of 22 holders of record for the registered certificates (Classes A, A-IO and M) of Mortgage Pass-Through Certificates Series 2003-ABF1. Holders of record by class were 10 holders for Class A; 7 holders for class A-IO and 5 holders for Class M. The calculation of holders of record was based upon the number of individual participants in the security position listing provided by DTC as of December 31, 2003.

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

Chairman of the Board

Date: April 6, 2004

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

Date: April 6, 2004

/s/ Jeffrey Mayer

Jeffrey Mayer

Chairman of the Board